Form 10-K
period 2017-03-31
SMART ABS Series 2016-2US Trust; Macquarie Leasing Pty Ltd
filed 2017-06-26
CIK 1685342, 1549785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number of issuing entity: 333-207127-01

Central Index Key Number of issuing entity: 0001685342

SMART ABS SERIES 2016-2US TRUST

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor and sponsor: 333-207127

Central Index Key Number of depositor and sponsor: 0001549785

MACQUARIE LEASING PTY LIMITED

(Exact name of depositor and sponsor as specified in its charter)

Australia	98-1073245
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Level 3 9 Hunter Street Sydney, NSW 2000, Australia	Not Applicable
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

+ 61 (2) 8232-3333

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐   Yes     ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐   Yes     ☒   No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. NONE HELD BY NONAFFILIATES.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 1, BUSINESS.

(B)	ITEM 1A, RISK FACTORS.

(C)	ITEM 2, PROPERTIES.

(D)	ITEM 3, LEGAL PROCEEDINGS.

(E)	ITEM 4, MINE SAFETY DISCLOSURES.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents 10% or more of the pool assets held by SMART ABS Series 2016-2US Trust (the “Trust”).

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS—FINANCIAL INFORMATION).

None.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The following financial statements are hereby incorporated by reference in this Form 10-K: (i) the consolidated audited financial statements of Australia and New Zealand Banking Group Limited (“ANZ”) and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited (“Macquarie Leasing”) with the Securities and Exchange Commission (the “SEC”) on December 18, 2012 (File No. 333-181822), (ii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 20, 2013 (File No. 333-181822), (iii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2014, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 9, 2014 (File No. 333-181822) , (iv) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2014, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 9, 2014 (File No. 333-181822), (v) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2015, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 1, 2015 (File No. 333-181822) and (vi) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2016, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 15, 2016 (File No. 333-181822).

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

There are no legal proceedings or proceedings known to be contemplated by governmental authorities involving Macquarie Leasing (as depositor, servicer and sponsor), the Trust, Perpetual Trustee Company Limited (as issuer trustee), P.T. Limited (as security trustee) or Macquarie Securities Management Pty Limited (“Macquarie Management” and as manager), or any property thereof, that are or would be material to holders of the SMART ABS Series 2016-2US Trust Class A Notes.

The Bank of New York Mellon (formerly The Bank of New York) (“BNYM” and as US$ note trustee, US$ note registrar and principal paying agent) has provided the following disclosure: In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(B)	ITEM 6, SELECTED FINANCIAL DATA.

(C)	ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(D)	ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(E)	ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(F)	ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(G)	ITEM 9A, CONTROLS AND PROCEDURES.

ITEM 9B. OTHER INFORMATION.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 10, DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(B)	ITEM 11, EXECUTIVE COMPENSATION.

(C)	ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(D)	ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(E)	ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K.

ITEM 1122	OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

Macquarie Leasing, Macquarie Management, Perpetual Trustee Company Limited and BNYM (collectively, the “Servicing Participants”) have each been identified by the registrant as parties participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.

In Appendix B of the Report on Assessment of Macquarie Securities Management Pty Limited attached as Exhibit 33.2 of this Form 10-K, Macquarie Securities Management Pty Limited identifies a material instance of noncompliance with the servicing criteria under Item 1122(d)(3)(i)(B) of Regulation AB. Specifically, reports to investors provided information in relation to delinquency and net loss ratios that was not calculated in accordance with the terms specified in the transaction agreements. A formula error relating to looking up a date that was not the distribution date in January 2017 resulted in 0% being displayed for preceding period ratios for that month and several following months and $0 being displayed for one instance of cumulative net losses for the preceding period. This also affected average ratios in the same months. This material instance of noncompliance relates to SMART ABS Series 2013-2US Trust, SMART ABS Series 2014-1US Trust, SMART ABS Series 2015-1US Trust, SMART ABS Series 2015-3US Trust and SMART ABS Series 2016-2US Trust. A formula error also resulted in an incorrect ratio being displayed in SMART ABS Series 2012-4US. The unaudited table below shows the months affected by these issues along with the correct information.

SMART ABS Series 2012-4US Trust

Collections Period Distribution Date	May-16 14-Jun-16	Jun-16 14-Jul-16	Jul-16 15-Aug-16
Net Loss % Average - Current Period	0.02969%
Net Loss % Average - 1st Preceding Collection Period		0.02969%
Net Loss % Average - 2nd Preceding Collection Period			0.02969%
Net Loss % Average - 4 month average	0.07866%	0.07600%	0.07545%
Net Loss % - Current Period	0.03141%
Net Loss % - 1st Preceding Collection Period		0.03141%
Net Loss % - 2nd Preceding Collection Period			0.03141%
Net Loss % - 4 month average	0.08233%	0.08001%	0.07948%

SMART ABS Series 2013-2US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17	Jan-17 14-Feb-17	Feb-17 14-Mar-17	Mar-17 18-Apr-17
Delinquency Ratio - 2nd Preceding Collection Period		0.82193%	0.80342%
Three-Month Average Delinquency Ratio		0.93153%	1.13653%
Net Loss % Average - 1st Preceding Collection Period	0.06185%	0.09237%
Net Loss % Average - 2nd Preceding Collection Period		0.06185%	0.09237%
Net Loss % Average - 3rd Preceding Collection Period		0.05643%		0.09237%

Net Loss % Average - 4 month average	0.09356%	0.08114%	0.08427%	0.09540%
Net Loss % - 1st Preceding Collection Period	0.06527%	0.09686%
Net Loss % - 2nd Preceding Collection Period		0.06527%	0.09686%
Net Loss % - 3rd Preceding Collection Period		0.05924%		0.09686%
Net Loss % - 4 month average	0.09810%	0.08513%	0.08832%	0.10007%

SMART ABS Series 2014-1US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17	Jan-17 14-Feb-17	Feb-17 14-Mar-17	Mar-17 18-Apr-17
Delinquency Ratio - 2nd Preceding Collection Period		0.41899%	0.43781%
Three-Month Average Delinquency Ratio		0.48184%	0.55362%
Net Loss % Average - 1st Preceding Collection Period	0.06974%	0.03921%
Net Loss % Average - 2nd Preceding Collection Period		0.06974%	0.03921%
Net Loss % Average - 3rd Preceding Collection Period		0.02395%		0.03921%
Net Loss % Average - 4 month average	0.05157%	0.04852%	0.06410%	0.05407%
Net Loss % - 1st Preceding Collection Period	0.07203%	0.04042%
Net Loss % - 2nd Preceding Collection Period		0.07203%	0.04042%
Net Loss % - 3rd Preceding Collection Period		0.02474%		0.04042%
Net Loss % - 4 month average	0.05323%	0.05004%	0.06611%	0.05579%

SMART ABS Series 2015-1US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17
Net Loss % Average - 1st Preceding Collection Period	0.06617%
Net Loss % Average - 4 month average	0.05476%
Net Loss % - 1st Preceding Collection Period	0.06749%
Net Loss % - 4 month average	0.05580%

SMART ABS Series 2015-3US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17	Jan-17 14-Feb-17	Feb-17 14-Mar-17	Mar-17 18-Apr-17
Delinquency Ratio - 1st Preceding Collection Period		0.38353%
Delinquency Ratio - 2nd Preceding Collection Period			0.38353%
Three-Month Average Delinquency Ratio		0.38810%	0.46117%
Cumulative Net Losses for Last Collection Period		2,670,891.77
Net Loss % Average - 1st Preceding Collection Period	0.04356%	0.02815%
Net Loss % Average - 2nd Preceding Collection Period			0.02815%
Net Loss % Average - 3rd Preceding Collection Period				0.02815%
Net Loss % Average - 4 month average	0.05324%	0.03475%	0.03990%	0.04614%
Net Loss % - 1st Preceding Collection Period	0.04422%	0.02857%
Net Loss % - 2nd Preceding Collection Period			0.02857%
Net Loss % - 3rd Preceding Collection Period				0.02857%
Net Loss % - 4 month average	0.05402%	0.03526%	0.04052%	0.04692%

SMART ABS Series 2016-2US Trust

Collections Period Distribution Date	Dec-16 17-Jan-17
Net Loss % Average - 1st Preceding Collection Period	0.00303%
Net Loss % Average - 4 month average	0.00160%
Net Loss % - 1st Preceding Collection Period	0.00307%
Net Loss % - 4 month average	0.00162%

In SMART ABS Series 2016-2US Trust, the BBSW and LIBOR rates were incorrectly reversed and interest rates were displayed as the margin only across reports filed with the SEC for the financial year ending 31 March 2017. This has been corrected for future filings.

Distributions to investors were not affected by any of the above and Macquarie Securities Management Pty Limited has implemented additional check cells within its systems to prevent such occurrence in the future along with a more robust sign off of static information in servicer reports for new Trusts.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

Macquarie Leasing and Macquarie Management have been identified by the registrant as servicers during the reporting period with respect to the pool assets held by the Trust. Each of Macquarie Leasing and Macquarie Management has provided statements of compliance for the reporting period, signed by an authorized officer of Macquarie Leasing and Macquarie Management, respectively. Such compliance statements are attached as exhibits to this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as part of this Form 10-K:

1. Not applicable.

2. Not applicable.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

Supplemental Information to be Furnished

With Reports Filed Pursuant to Section 15(d)

of the Act by Registrants Which Have Not Registered

Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macquarie Leasing Pty Limited
(Depositor)

By:	/s/ Karleen Munns
Karleen Munns
Director*

Dated: 26 June 2017

*	Karleen Munns is a director of the Depositor and is the senior officer in charge of securitization of the Depositor.

EXHIBIT INDEX

Exhibit No.	Document Description

1.1	US$ Underwriting Agreement, dated October 6, 2016, among J.P. Morgan Securities LLC, individually and as representative of the several underwriters named therein, Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.1	Master Trust Deed* (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form SF-3 Registration Statement No. 333-207127 filed on December 23, 2015).

4.2	SMART ABS Series 2016-2US Trust Trust Creation Deed, dated September 14, 2016, made by Perpetual Trustee Company Limited.*

4.3	Master Security Trust Deed* (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form SF-3 Registration Statement No. 333-207127 filed on December 23, 2015).

4.4	SMART ABS Series 2016-2US Trust General Security Deed, dated September 29, 2016, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, The Bank of New York Mellon and P.T. Limited.*

4.5	SMART ABS Series 2016-2US Trust US$ Note Trust Deed (including US$ Note Terms and Conditions), dated September 29, 2016, among The Bank of New York Mellon, Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.6	SMART ABS Series 2016-2US Trust Series Supplement, dated September 29, 2016, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, Macquarie Bank Limited and Macquarie Leasing Pty Limited.*

10.1	Master Sale and Servicing Deed* (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form SF-3 Registration Statement No. 333-207127 filed on December 23, 2015).

10.2	SMART ABS Series 2016-2US Trust Agency Agreement, dated September 29, 2016, among The Bank of New York Mellon, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

10.3	SMART ABS Series 2016-2US Trust Currency Swap Agreement relating to the US$ Notes (including the Schedule and Credit Support Annex as defined in that agreement), dated as of September 29, 2016, among Australia and New Zealand Banking Group Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of each Confirmation relating to such agreement, effective on October 14, 2016.*

10.4	SMART ABS Series 2016-2US Trust Fixed Rate Swap Agreement (including the Schedule and Credit Support Annex as defined in that agreement), dated September 29, 2016, among Macquarie Bank Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of the Confirmation relating to such agreement, effective on October 14, 2016.*

10.5	SMART ABS Series 2016-2US Trust Regulation AB Compliance Agreement, dated September 29, 2016, amongst Perpetual Trustee Company Limited, Macquarie Securities Management Pty Limited, Macquarie Leasing Pty Limited, Macquarie Bank Limited, Australia and New Zealand Banking Group Limited and The Bank of New York Mellon.*

10.6	SMART ABS Series 2016-2US Asset Representations Review Agreement, dated October 14, 2016, amongst Perpetual Trustee Company Limited, Macquarie Securities Management Pty Limited, Macquarie Leasing Pty Limited and Clayton Fixed Income Services LLC. *

31.1	Section 302 Certification.

33.1	Report on Assessment of Compliance with Servicing Criteria of Macquarie Leasing Pty Limited.

33.2	Report on Assessment of Compliance with Servicing Criteria of Macquarie Securities Management Pty Limited.

33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustee Company Limited.

33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Leasing Pty Limited.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Securities Management Pty Limited.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustee Company Limited.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Macquarie Leasing Pty Limited.

35.2	Servicer Compliance Statement of Macquarie Securities Management Pty Limited.

99.1	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 18, 2012, are incorporated herein by reference.*

99.2	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 20, 2013, are incorporated herein by reference.*

99.3	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2014 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 9, 2014, are incorporated herein by reference.*

99.4	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2015 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 1, 2015, are incorporated herein by reference.*

99.5	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2016 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 15, 2016, are incorporated herein by reference.*

*	Previously filed.