Form 10-K
period 2018-03-31
SMART ABS Series 2016-2US Trust; Macquarie Leasing Pty Ltd
filed 2018-06-26
CIK 1685342, 1549785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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

Central Index Key Number of depositor and sponsor: 0001549785

MACQUARIE LEASING PTY LIMITED

(Exact name of depositor and sponsor as specified in its charter)

Australia	98-1073245
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Level 6 50 Martin Place Sydney, NSW 2000, Australia	Not Applicable
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

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

None.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The following financial statements are hereby incorporated by reference in this Form 10-K: (i) the consolidated audited financial statements of Australia and New Zealand Banking Group Limited (“ANZ”) and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited (“Macquarie Leasing”) with the Securities and Exchange Commission (the “SEC”) on December 18, 2012 (File No. 333-181822), (ii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 20, 2013 (File No. 333-181822), (iii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2014, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 9, 2014 (File No. 333-181822) , (iv) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2014, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 9, 2014 (File No. 333-181822), (v) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2015, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 1, 2015 (File No. 333-181822), (vi) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2016, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 15, 2016 (File No. 333-181822) and (vii) the consolidated audited financial statements of ANZ and its subsidiaries as of September 30, 2017, and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing with the SEC on December 15, 2017 (File No. 333-181822).

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

The Bank of New York Mellon (formerly The Bank of New York) (“BNYM” and as US$ note trustee, US$ note registrar and principal paying agent) has provided the following disclosure for inclusion in this Form 10-K: In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

We have not independently verified the accuracy of BNYM’s assertions or the adequacy of its remediation efforts.

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

Neither the Report on Assessment nor the Attestation Report for any of the Servicing Participants has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participants, except as indicated below.

Exceptions:BNYM has provided the following disclosure for inclusion in this Form 10-K:

1122(d)(3)(i)(A): Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports are prepared in accordance with timeframes and other terms set forth in the transaction agreements.

1122(d)(3)(i)(A):

Noncompliance:

During the Period, certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements. These reports contain the information that is also reported on the EDGAR on Form 10-D Distribution Statement.

Remediation:

The above finding relates to reports sent to the registered holders of some resecuritization and repackage transactions. These reports were delivered outside the timeframe set forth in the transaction agreements. Management has enhanced controls in order to better ensure reports are delivered timely to investors. Reports filed on EDGAR on Form 10-D were filed timely and as required.

The identified instances of noncompliance by BYNM did not involve the servicing of pool assets held by the Trust.

We have not independently verified the accuracy of BNYM’s assertions or the adequacy of its remediation efforts.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	List the following documents filed as part of this Form 10-K:

1. Not applicable.

2. Not applicable.

3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

Exhibit Index

Exhibit No.	Document Description

1.1	US$ Underwriting Agreement, dated October 6, 2016, among J.P. Morgan Securities LLC, individually and as representative of the several underwriters named therein, Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.1	Master Trust Deed* (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form SF-3 Registration Statement No. 333-207127 filed on December 23, 2015).

4.2	SMART ABS Series 2016-2US Trust Trust Creation Deed, dated September 14, 2016, made by Perpetual Trustee Company Limited.*

4.3	Master Security Trust Deed* (incorporated by reference to Exhibit 4.3 of Amendment No. 1 to Form SF-3 Registration Statement No. 333-207127 filed on December 23, 2015).

4.4	SMART ABS Series 2016-2US Trust General Security Deed, dated September 29, 2016, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, The Bank of New York Mellon and P.T. Limited.*

4.5	SMART ABS Series 2016-2US Trust US$ Note Trust Deed (including US$ Note Terms and Conditions), dated September 29, 2016, among The Bank of New York Mellon, Macquarie Leasing Pty Limited, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

4.6	SMART ABS Series 2016-2US Trust Series Supplement, dated September 29, 2016, among Macquarie Securities Management Pty Limited, Perpetual Trustee Company Limited, Macquarie Bank Limited and Macquarie Leasing Pty Limited.*

10.1	Master Sale and Servicing Deed* (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Form SF-3 Registration Statement No. 333-207127 filed on December 23, 2015).

10.2	SMART ABS Series 2016-2US Trust Agency Agreement, dated September 29, 2016, among The Bank of New York Mellon, Macquarie Securities Management Pty Limited and Perpetual Trustee Company Limited.*

10.3	SMART ABS Series 2016-2US Trust Currency Swap Agreement relating to the US$ Notes (including the Schedule and Credit Support Annex as defined in that agreement), dated as of September 29, 2016, among Australia and New Zealand Banking Group Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of each Confirmation relating to such agreement, effective on October 14, 2016.*

10.4	SMART ABS Series 2016-2US Trust Fixed Rate Swap Agreement (including the Schedule and Credit Support Annex as defined in that agreement), dated September 29, 2016, among Macquarie Bank Limited, Perpetual Trustee Company Limited and Macquarie Securities Management Pty Limited, together with an executed copy of the Confirmation relating to such agreement, effective on October 14, 2016.*

10.5	SMART ABS Series 2016-2US Trust Regulation AB Compliance Agreement, dated September 29, 2016, amongst Perpetual Trustee Company Limited, Macquarie Securities Management Pty Limited, Macquarie Leasing Pty Limited, Macquarie Bank Limited, Australia and New Zealand Banking Group Limited and The Bank of New York Mellon.*

10.6	SMART ABS Series 2016-2US Asset Representations Review Agreement, dated October 14, 2016, amongst Perpetual Trustee Company Limited, Macquarie Securities Management Pty Limited, Macquarie Leasing Pty Limited and Clayton Fixed Income Services LLC. *

31.1	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

33.1	Report on Assessment of Compliance with Servicing Criteria of Macquarie Leasing Pty Limited.

33.2	Report on Assessment of Compliance with Servicing Criteria of Macquarie Securities Management Pty Limited.

33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustee Company Limited.

33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Mellon.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Leasing Pty Limited.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Macquarie Securities Management Pty Limited.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustee Company Limited.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Macquarie Leasing Pty Limited.

35.2	Servicer Compliance Statement of Macquarie Securities Management Pty Limited.

99.1	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2012 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 18, 2012, are incorporated herein by reference.*

99.2	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2013 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 20, 2013, are incorporated herein by reference.*

99.3	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2014 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 9, 2014, are incorporated herein by reference.*

99.4	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2015 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 1, 2015, are incorporated herein by reference.*

99.5	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2016 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 15, 2016, are incorporated herein by reference.*

99.6	The consolidated audited financial statements of Australia and New Zealand Banking Group Limited and its subsidiaries as of September 30, 2017 and for the year then ended, included as an exhibit to the Form 8-K filed by Macquarie Leasing Pty Limited with the Securities and Exchange Commission on December 15, 2017, are incorporated herein by reference.*

*	Previously filed.

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

Dated: June 26, 2018

*	Karleen Munns is a director of the Depositor and is the senior officer in charge of securitization of the Depositor.